Form 10-K
Morgan Stanley Bank of America Merrill Lynch Trust 2014-C19
filed 2015-03-31
CIK 1623916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number: 333-180779-12

Morgan Stanley Bank of America Merrill Lynch Trust 2014-C19

(exact name of issuing entity as specified in its charter)

Morgan Stanley Capital I Inc.

(exact name of the depositor as specified in its charter)

Bank of America, National Association

Morgan Stanley Mortgage Capital Holdings LLC

CIBC Inc.

(exact names of the sponsors as specified in their charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-3943161 38-3943162 38-3946163 38-7127872 (I.R.S. Employer Identification Numbers)

c/o Morgan Stanley Capital I Inc.

1585 Broadway

New York, NY 10036

(Address of principal executive offices)

Telephone number, including area code: (212) 762-6148

Securities registered pursuant to Section 12(b) of the Act: NONE.

Securities registered pursuant to Section 12(g) of the Act: NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

 / / Yes   /X/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

/ / Yes   /X/ No

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes   / / No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer          / /                                                                                                         Accelerated filer                                      / /

Non-accelerated filer         /X/ (Do not check if a smaller reporting company)                               Smaller reporting company                     / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). / / Yes   /X/ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

PART I
Item 1.	Business.
Omitted.

Item 1A.	Risk Factors.
Omitted.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
Omitted.

Item 3.	Legal Proceedings.
Omitted.

Item 4.	Mine Safety Disclosures.
Omitted.

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.

Item 6.	Selected Financial Data.
Omitted.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.

Item 8.	Financial Statements and Supplementary Data.
Omitted.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.

Item 9A.	Controls and Procedures.
Omitted.

Item 9B.	Other Information.
None.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.

Item 11.	Executive Compensation.
Omitted.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.

Item 14.	Principal Accounting Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

Not applicable.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any enhancement or other support for the certificates as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments for the certificates as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, Issuing Entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders, other than as disclosed in the Prospectus of the Issuing Entity filed in a 424(b)(5) filing dated December 19, 2014, and other than the following:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities ("RMBS") trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York against Wells Fargo Bank, N.A., alleging claims against the bank in its capacity as trustee for 274 residential mortgage backed securities ("RMBS") trusts (the “Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Complaint against Wells Fargo Bank, N.A. alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank, N.A. and other trustees by RMBS investors in these and other transactions. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank, N.A. denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been disclosed in the Prospectus of the Issuing Entity filed in a 424(b)(5) filing dated December 19, 2014.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

There were no instances of noncompliance for the transaction to which this Form 10-K relates that led to CWCapital Asset Management LLC’s determination that there were material instances of noncompliance at the platform level.

The remainder of the paragraphs in this response to Item 1122 were provided by CWCapital Asset Management LLC, and references to “CWCAM” and the “Company” in such paragraphs are references to CWCapital Asset Management LLC.

CWCAM’s assessment of compliance with the Applicable Servicing Criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB as of December 31, 2014 and for the period from January 1, 2014 to December 31, 2014 (the “Reporting Period”), disclosed a material instance of noncompliance occurred with respect to the servicing criterion set forth in Item 1122(d)(1)(i), as follows:

With respect to compliance with servicing criterion 1122(d)(1)(i), the Company’s policies and procedures were not properly instituted to monitor loan performance or other triggers and events of defaults in accordance with the transaction agreements.

The instance of material noncompliance, for the Reporting Period included a failure to deliver required asset status reports (“ASRs”) to the transaction parties in a timely manner with respect to certain transaction agreements. The preparation and delivery of ASRs to the transaction parties are a component of CWCAM’s requirements under section 1122(d)(1)(i) of Regulation AB. The typical delivery timeframe ranges from 30 to 90 days and is dependent upon the related transaction agreements. Certain securitizations require ASRs upon transfer of a loan to CWCAM. During the reporting period, CWCAM prepared the required ASRs, but failed to deliver the ASRs within the timeframes specified in the transaction agreements. The ASRs for a total of 34 loans related to 17 securitizations were not delivered on time. CWCAM remedied the issue in December 2014 by delivering all of the delinquent reports.

In response to the procedural and system control weaknesses, CWCAM’s Compliance Committee has conducted a process analysis and implemented various measures to prevent recurrence. The measures included additional task-specific training and development of a workflow chart with responsible parties including assignment of senior manager responsible for the ASR process.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.

Part IV

Item 15.Exhibits, Financial Statement Schedules.

(a) Exhibits.

(4.1) Pooling and Servicing Agreement dated as of December 1, 2014 between Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Park Bridge Lender Services LLC, as Trust Advisor, Wilmington Trust, National Association, as Trustee, and Wells Fargo Bank, National Association, as Certificate Administrator, Certificate Registrar, Authenticating Agent and Custodian. (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K/A filed on March 27, 2015 and incorporated by reference herein).

(4.2) Pooling and Servicing Agreement dated, as of September 1, 2014, between Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Park Bridge Lender Services LLC, as Trust Advisor, U.S. Bank National Association, as Custodian, Trustee, Certificate Administrator, Certificate Registrar and Authenticating Agent, relating to the MSBAM 2014-C18 securitization and pursuant to which the 300 North LaSalle Mortgage Loan is services. (Filed as Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on December 19, 2014 and incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 CWCapital Asset Management LLC as Special Servicer
33.2 Park Bridge Lender Services LLC as Trust Advisor
33.3 Wells Fargo Bank, N.A. as Certificate Administrator
33.4 Wells Fargo Bank, N.A. as Custodian
33.5 Wells Fargo Bank, N.A. as Master Servicer
33.6 Wells Fargo Bank, N.A. as Master Servicer under the MSBAM 2014-C18 securitization, pursuant to which the 300 North LaSalle Mortgage Loan is serviced (see Exhibit 33.5)
33.7 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant

33.8 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant under the MSBAM 2014-C18 securitization, pursuant to which the 300 North LaSalle Mortgage Loan is serviced (see Exhibit 33.7)

33.9 National Tax Search, LLC as Servicing Function Participant
33.10 National Tax Search, LLC as Servicing Function Participant under the MSBAM 2014-C18 securitization, pursuant to which the 300 North LaSalle Mortgage Loan is serviced (see Exhibit 33.9)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 CWCapital Asset Management LLC as Special Servicer
34.2 Park Bridge Lender Services LLC as Trust Advisor
34.3 Wells Fargo Bank, N.A. as Certificate Administrator
34.4 Wells Fargo Bank, N.A. as Custodian
34.5 Wells Fargo Bank, N.A. as Master Servicer
34.6 Wells Fargo Bank, N.A. as Master Servicer under the MSBAM 2014-C18 securitization, pursuant to which the 300 North LaSalle Mortgage Loan is serviced (see Exhibit 34.5)
34.7 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant

34.8 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant under the MSBAM 2014-C18 securitization, pursuant to which the 300 North LaSalle Mortgage Loan is serviced (see Exhibit 34.7)

34.9 National Tax Search, LLC as Servicing Function Participant
34.10 National Tax Search, LLC as Servicing Function Participant under the MSBAM 2014-C18 securitization, pursuant to which the 300 North LaSalle Mortgage Loan is serviced (see Exhibit 34.9)

(35) Servicer compliance statement.

35.1 CWCapital Asset Management LLC as Special Servicer
35.2 Wells Fargo Bank, N.A. as Certificate Administrator
35.3 Wells Fargo Bank, N.A. as Custodian
35.4 Wells Fargo Bank, N.A. as Master Servicer
35.5 Wells Fargo Bank, N.A. as Master Servicer under the MSBAM 2014-C18 securitization, pursuant to which the 300 North LaSalle Mortgage Loan is serviced

(99.1) Mortgage Loan Purchase Agreement, dated December 9, 2014, between Morgan Stanley Mortgage Capital Holdings LLC and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on December 19, 2014 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, December 9, 2014, between Bank of America, National Association and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on December 19, 2014 and incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, December 9, 2014, between CIBC Inc. and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed on December 19, 2014 and incorporated by reference herein).

(b) See (a) above.

(c) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.

(Depositor)

/s/ Kevin Ng

Kevin Ng, President

(senior officer in charge of securitization of the depositor)

Date: March 25, 2015

Exhibit Index

Exhibit No.

(4.1) Pooling and Servicing Agreement dated as of December 1, 2014 between Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Park Bridge Lender Services LLC, as Trust Advisor, Wilmington Trust, National Association, as Trustee, and Wells Fargo Bank, National Association, as Certificate Administrator, Certificate Registrar, Authenticating Agent and Custodian. (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K/A filed on March 27, 2015 and incorporated by reference herein).

(4.2) Pooling and Servicing Agreement dated, as of September 1, 2014, between Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Park Bridge Lender Services LLC, as Trust Advisor, U.S. Bank National Association, as Custodian, Trustee, Certificate Administrator, Certificate Registrar and Authenticating Agent, relating to the MSBAM 2014-C18 securitization and pursuant to which the 300 North LaSalle Mortgage Loan is services. (Filed as Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on December 19, 2014 and incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 CWCapital Asset Management LLC as Special Servicer
33.2 Park Bridge Lender Services LLC as Trust Advisor
33.3 Wells Fargo Bank, N.A. as Certificate Administrator
33.4 Wells Fargo Bank, N.A. as Custodian
33.5 Wells Fargo Bank, N.A. as Master Servicer
33.6 Wells Fargo Bank, N.A. as Master Servicer under the MSBAM 2014-C18 securitization, pursuant to which the 300 North LaSalle Mortgage Loan is serviced (see Exhibit 33.5)
33.7 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant

33.8 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant under the MSBAM 2014-C18 securitization, pursuant to which the 300 North LaSalle Mortgage Loan is serviced (see Exhibit 33.7)

33.9 National Tax Search, LLC as Servicing Function Participant
33.10 National Tax Search, LLC as Servicing Function Participant under the MSBAM 2014-C18 securitization, pursuant to which the 300 North LaSalle Mortgage Loan is serviced (see Exhibit 33.9)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 CWCapital Asset Management LLC as Special Servicer
34.2 Park Bridge Lender Services LLC as Trust Advisor
34.3 Wells Fargo Bank, N.A. as Certificate Administrator
34.4 Wells Fargo Bank, N.A. as Custodian
34.5 Wells Fargo Bank, N.A. as Master Servicer
34.6 Wells Fargo Bank, N.A. as Master Servicer under the MSBAM 2014-C18 securitization, pursuant to which the 300 North LaSalle Mortgage Loan is serviced (see Exhibit 34.5)
34.7 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant

34.8 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant under the MSBAM 2014-C18 securitization, pursuant to which the 300 North LaSalle Mortgage Loan is serviced (see Exhibit 34.7)

34.9 National Tax Search, LLC as Servicing Function Participant
34.10 National Tax Search, LLC as Servicing Function Participant under the MSBAM 2014-C18 securitization, pursuant to which the 300 North LaSalle Mortgage Loan is serviced (see Exhibit 34.9)

(35) Servicer compliance statement.

35.1 CWCapital Asset Management LLC as Special Servicer
35.2 Wells Fargo Bank, N.A. as Certificate Administrator
35.3 Wells Fargo Bank, N.A. as Custodian
35.4 Wells Fargo Bank, N.A. as Master Servicer
35.5 Wells Fargo Bank, N.A. as Master Servicer under the MSBAM 2014-C18 securitization, pursuant to which the 300 North LaSalle Mortgage Loan is serviced

(99.1) Mortgage Loan Purchase Agreement, dated December 9, 2014, between Morgan Stanley Mortgage Capital Holdings LLC and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on December 19, 2014 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, December 9, 2014, between Bank of America, National Association and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on December 19, 2014 and incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, December 9, 2014, between CIBC Inc. and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed on December 19, 2014 and incorporated by reference herein).