Form 10-K
period 2017-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2014-C19
filed 2018-04-02
CIK 1623916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2017

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

  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

 Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X (Do not check if a smaller reporting company)

Smaller reporting company ___

Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

  Not applicable.

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

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). In September 2017, Royal Park Investments SA/NV (“Royal Park”), one of the plaintiffs in the District Court cases against Wells Fargo Bank, filed a putative class action complaint relating to two trusts seeking declaratory and injunctive relief and money damages based on Wells Fargo Bank’s indemnification from trust funds for legal fees and expenses Wells Fargo Bank incurs or has incurred in defending the District Court case filed by Royal Park. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above with the most substantial case being:  BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 770 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.).  Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

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

On December 17, 2015, U.S. Bank National Association, the trustee under five pooling and servicing agreements for (i) Wachovia Bank Commercial Mortgage Trust 2007-C30, (ii) COBALT CMBS Commercial Trust 2007-C2, (iii) Wachovia Bank Commercial Mortgage Trust 2007-C31, (iv) ML-CFC Commercial Mortgage Trust 2007-5 and (v) ML-CFC Commercial Mortgage Trust 2007-6 commenced a proceeding with the Second Judicial District Court of Ramsey County, Minnesota (the "Minnesota Court") for a declaratory judgment as to the proper allocation of certain proceeds in the alleged amount of $560 million ("Disputed  Proceeds") received by CWCapital Asset Management LLC (“CWCAM”) in connection with the sale of the Peter Cooper Village and Stuyvesant Town property in New York, New York (the "Stuyvesant Town Property") securing loans held by those trusts. CWCAM was the special servicer of the Stuyvesant Town Property. The petition requests the Minnesota Court to instruct the trustee, the trust beneficiaries, and any other interested parties as to the amount of the Disputed Proceeds, if any, that constitute penalty interest and/or the amount of the Disputed Proceeds, if any, that constitute gain-on-sale proceeds, with respect to each trust. On February 24, 2016, CWCAM made a limited appearance with the Minnesota Court to file a motion to dismiss this proceeding based on lack of jurisdiction, mootness, standing and forum non conveniens. On July 19, 2016, the Minnesota Court denied CWCAM's motion to dismiss. On July 22, 2016, the action was removed to federal court in Minnesota (the "Federal Court"). On October 21, 2016, the Federal court held a hearing on the motion to transfer the action to the United States District Court for the Southern District of New York (the "SDNY Court"), a motion to remand to state court and a motion to hear CWCAM's request for reconsideration of the motion to dismiss. On March 14, 2017, the Federal Court reserved the determination on the motion to hear CWCAM's request for reconsideration of the motion to dismiss, denied the motion to remand the matter to state court and granted the motion to transfer the proceeding to the SDNY Court. There can be no assurances as to the possible impact on CWCAM of these rulings and the transfer to the SDNY Court. As of December 31, 2017, cross motions for judgment on the pleadings were pending before the SDNY Court and on March 9, 2018, the SDNY Court denied the cross motions for judgment on the pleadings and the matter is proceeding to discovery. However, CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith, and that the Disputed Proceeds were properly allocated to CWCAM as penalty interest, and it intends to vigorously contest any claim that such Disputed Proceeds were improperly allocated as penalty interest.

On March 31, 2016, RAIT Preferred Funding II LTD. ("RAIT Preferred Funding") commenced a complaint ("RAIT Complaint") with the Supreme Court of the State of New York, County of New York (the "RAIT Court"), claiming it owns $18,500,000 of a mortgage loan secured by the development of the One Congress Street property in Boston, Massachusetts (the "One Congress Street Loan") and seeking (a) a declaratory judgment stating that RAIT Preferred Funding is the directing lender under a co-lender agreement dated March 28, 2007 and a pooling and servicing agreement dated March 1, 2007 (collectively, the "Operative  Agreements") and was the directing lender at the time of the improper modification of One Congress Street Loan, (b) a declaratory judgment stating that RAIT Preferred Funding has the right to terminate the special servicer, (c) monetary damages for the value of the bonds and fees paid to CWCAM as the special servicer of the One Congress Street Loan and (d) other things. On May 17, 2016, CWCAM filed a motion to dismiss the RAIT Complaint (the "Motion to  Dismiss") stating that the RAIT Complaint did not state a claim and the essential facts of the RAIT Complaint are negated by affidavits and evidentiary materials submitted with the RAIT Complaint. On June 14, 2016, RAIT Preferred Funding filed a memorandum of law in opposition to the OCS Motion to Dismiss (the "Opposition") stating that the claims in the RAIT Complaint were properly stated. On June 30, 2016, CWCAM filed a reply in support of the Motion to Dismiss and in response to the Opposition, stating that each of CWCAM's arguments is supported by the express language of the agreements between the parties, the documentary evidence and New York case law. On September 30, 2016, RAIT Preferred Funding and CWCAM entered into a confidential settlement agreement (the "2016 Settlement"), which provides for a stay of the RAIT Preferred Funding litigation (the "Litigation Stay") through August 25, 2017. Pursuant to the terms of the 2016 Settlement, upon satisfaction of a term of the 2016 Settlement by August 25, 2017 (or such later date agreed to by the parties), the RAIT Preferred Funding litigation will be dismissed, with prejudice. On May 19, 2017 the borrower repaid the One Congress Street Loan in accordance with the terms of the notes and satisfied the condition to dismissal with prejudice. RAIT refused to dismiss the case and is claiming the B Note should be paid in full. CWCAM believes that it has performed its obligations under the Operative Agreements in good faith, and that the action should be dismissed with prejudice. On August 29, 2017, the RAIT Court granted leave to RAIT Preferred Funding to amend its complaint. On September 20, 2017, RAIT Preferred Funding filed an Amended Complaint (the "RAIT Amended Complaint"), which omits its original claims, adds Wells Fargo Bank, National Association ("Wells Fargo") as a defendant, and seeks (a) specific performance requiring repayment of the $18,500,000 principal amount of the B Note or, in the alternative, monetary damages, including the $18,500,000 principal amount of the B Note, in an amount to be determined at trial, (b) monetary damages on any fees paid to CWCAM as special servicer or Wells Fargo as master servicer in connection with the borrower's repayment of the One Congress Street Loan, (c) a declaratory judgment that RAIT Preferred Funding is entitled to recover the full $18,500,000 principal amount of the B Note, (d) punitive damages against CWCAM, and (e) other things. On October 11, 2017, CWCAM filed a motion to dismiss the RAIT Amended Complaint ("CWCAM Motion to Dismiss Amended Complaint") stating that the RAIT Amended Complaint did not state a claim and the essential facts of the RAIT Amended Complaint are negated by the Operative Agreements and other admissible evidentiary materials. On November 13, 2017, Wells Fargo filed a motion to dismiss the RAIT Amended Complaint (the "Wells Fargo Motion to Dismiss Amended Complaint") and joined the CWCAM Motion to Dismiss Amended Complaint. A hearing on the motion to dismiss was held on January 22, 2018 and the court took the matter under advisement.

On December 1, 2017, a complaint against CWCAM and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463. The gravamen of the complaint alleges breaches of a contract and fiduciary duties by CWCAM's affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr, Ltd. In total, there are fourteen (14) counts pled in the complaint. Of those 14, five (5) claims are asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. CWCAM denies the claims and intends to vigorously defend itself against these claims.

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

33.4  CWCapital Asset Management LLC, as Special Servicer

33.5  Park Bridge Lender Services LLC, as Operating Advisor

33.6  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.7  National Tax Search, LLC, as Servicing Function Participant

33.8  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C18 securitization, pursuant to which the following mortgage loans were serviced: 300 North LaSalle (from 1/1/17 to 12/31/17) (see Exhibit 33.3)

33.9  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C18 securitization, pursuant to which the following mortgage loans were serviced: 300 North LaSalle (from 1/1/17 to 12/31/17) (see Exhibit 33.6)

33.10  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C18 securitization, pursuant to which the following mortgage loans were serviced: 300 North LaSalle (from 1/1/17 to 12/31/17) (see Exhibit 33.7)

33.11  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C18 securitization, pursuant to which the following mortgage loans were serviced: 300 North LaSalle (from 1/1/17 to 12/31/17)

33.12  U.S. Bank National Association, as Custodian under the MSBAM 2014-C18 securitization, pursuant to which the following mortgage loans were serviced: 300 North LaSalle (from 1/1/17 to 12/31/17)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.4  CWCapital Asset Management LLC, as Special Servicer

34.5  Park Bridge Lender Services LLC, as Operating Advisor

34.6  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.7  National Tax Search, LLC, as Servicing Function Participant

34.8  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C18 securitization, pursuant to which the following mortgage loans were serviced: 300 North LaSalle (from 1/1/17 to 12/31/17) (see Exhibit 34.3)

34.9  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C18 securitization, pursuant to which the following mortgage loans were serviced: 300 North LaSalle (from 1/1/17 to 12/31/17) (see Exhibit 34.6)

34.10  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C18 securitization, pursuant to which the following mortgage loans were serviced: 300 North LaSalle (from 1/1/17 to 12/31/17) (see Exhibit 34.7)

34.11  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C18 securitization, pursuant to which the following mortgage loans were serviced: 300 North LaSalle (from 1/1/17 to 12/31/17)

34.12  U.S. Bank National Association, as Custodian under the MSBAM 2014-C18 securitization, pursuant to which the following mortgage loans were serviced: 300 North LaSalle (from 1/1/17 to 12/31/17)

(35) Servicer compliance statement.

35.1  Wells Fargo Bank, National Association, as Certificate Administrator

35.2  Wells Fargo Bank, National Association, as Custodian

35.3  Wells Fargo Bank, National Association, as Master Servicer

35.4  CWCapital Asset Management LLC, as Special Servicer

35.5  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C18 securitization, pursuant to which the following mortgage loans were serviced: 300 North LaSalle (from 1/1/17 to 12/31/17)

(99.1) Mortgage Loan Purchase Agreement, dated December 9, 2014, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on March 27, 2015 under SEC File No. 333-180779-12 and incorporated by reference herein).

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

Date: April 2, 2018

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

33.4 CWCapital Asset Management LLC, as Special Servicer

33.5 Park Bridge Lender Services LLC, as Operating Advisor

33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.7 National Tax Search, LLC, as Servicing Function Participant

33.8 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C18 securitization, pursuant to which the following mortgage loans were serviced: 300 North LaSalle (from 1/1/17 to 12/31/17) (see Exhibit 33.3)

33.9 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C18 securitization, pursuant to which the following mortgage loans were serviced: 300 North LaSalle (from 1/1/17 to 12/31/17) (see Exhibit 33.6)

33.10 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C18 securitization, pursuant to which the following mortgage loans were serviced: 300 North LaSalle (from 1/1/17 to 12/31/17) (see Exhibit 33.7)

33.11 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C18 securitization, pursuant to which the following mortgage loans were serviced: 300 North LaSalle (from 1/1/17 to 12/31/17)

33.12 U.S. Bank National Association, as Custodian under the MSBAM 2014-C18 securitization, pursuant to which the following mortgage loans were serviced: 300 North LaSalle (from 1/1/17 to 12/31/17)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.4 CWCapital Asset Management LLC, as Special Servicer

34.5 Park Bridge Lender Services LLC, as Operating Advisor

34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.7 National Tax Search, LLC, as Servicing Function Participant

34.8 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C18 securitization, pursuant to which the following mortgage loans were serviced: 300 North LaSalle (from 1/1/17 to 12/31/17) (see Exhibit 34.3)

34.9 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C18 securitization, pursuant to which the following mortgage loans were serviced: 300 North LaSalle (from 1/1/17 to 12/31/17) (see Exhibit 34.6)

34.10 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C18 securitization, pursuant to which the following mortgage loans were serviced: 300 North LaSalle (from 1/1/17 to 12/31/17) (see Exhibit 34.7)

34.11 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C18 securitization, pursuant to which the following mortgage loans were serviced: 300 North LaSalle (from 1/1/17 to 12/31/17)

34.12 U.S. Bank National Association, as Custodian under the MSBAM 2014-C18 securitization, pursuant to which the following mortgage loans were serviced: 300 North LaSalle (from 1/1/17 to 12/31/17)

(35) Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator

35.2 Wells Fargo Bank, National Association, as Custodian

35.3 Wells Fargo Bank, National Association, as Master Servicer

35.4 CWCapital Asset Management LLC, as Special Servicer

35.5 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C18 securitization, pursuant to which the following mortgage loans were serviced: 300 North LaSalle (from 1/1/17 to 12/31/17)

(99.1) Mortgage Loan Purchase Agreement, dated December 9, 2014, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on March 27, 2015 under SEC File No. 333-180779-12 and incorporated by reference herein).

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