Form 10-K/A
period 2018-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2014-C19
filed 2019-10-30
CIK 1623916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K/A

 (Amendment No. 1)

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

  Not applicable.

EXPLANATORY NOTES

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 29, 2019 (the “Original Form 10-K”), is to (i) file a revised assessment of compliance with the servicing criteria for asset-backed securities with respect to Rialto Capital Advisors, LLC (replacing the document previously filed as Exhibits 33.5 and 33.12 to the Original Form 10-K) and (ii) replace the attestation report of NDNB Assurance LLP on Rialto Capital Advisors, LLC’s assessment of compliance with the servicing criteria for asset-backed securities with the attestation report of Deloitte & Touche LLP, dated October 18, 2019, on Rialto Capital Advisors, LLC’s assessment of compliance with the servicing criteria for asset-backed securities (replacing the document previously filed as Exhibits 34.5 and 34.12 to the Original Form 10-K). No other changes have been made to the Original Form 10‑K.  This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Form 10-K.

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

33.5  Rialto Capital Advisors, LLC, as Special Servicer (from 7/5/18 to 12/31/18)

33.12  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C18 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 North LaSalle (from 1/1/18 to 12/31/18) (see Exhibit 33.5)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.5  Rialto Capital Advisors, LLC, as Special Servicer (from 7/5/18 to 12/31/18)

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

Date: October 30, 2019