Form 10-K
period 2024-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2014-C19
filed 2025-03-26
CIK 1623916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2024

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

EXPLANATORY NOTES

The MSBAM 2014-C19 mortgage pool includes the following mortgage loans, each of which is serviced pursuant to a separate pooling and servicing agreement (each, an “Outside Pooling and Servicing Agreement”):

• the 300 North LaSalle mortgage loan, which was serviced pursuant to the MSBAM 2014-C18 pooling and servicing agreement attached hereto as Exhibit 4.2 until August 12, 2024, the date on which such mortgage loan was repaid in its entirety.

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

• Rialto Capital Advisors, LLC is the current special servicer under the MSBAM 2014-C19 pooling and servicing agreement. In July 2018, CWCapital Asset Management LLC was replaced as special servicer under the MSBAM 2014-C19 pooling and servicing agreement and was succeeded by Rialto Capital Advisors, LLC. CWCapital Asset Management LLC remained the special servicer under the MSBAM 2014-C19 pooling and servicing agreement solely with respect to the Linc LIC mortgage loan until November 4, 2024, the date on which such mortgage loan was repaid in its entirety. Because CWCapital Asset Management LLC is not the MSBAM 2014-C19 special servicer, is not affiliated with any sponsor and serviced only the Linc LIC mortgage loan, which constituted more than 5% but less than 10% of the mortgage pool, CWCapital Asset Management LLC constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

• Wells Fargo Bank, National Association, as master servicer, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of the entire mortgage pool for the reporting period.

• Wells Fargo Bank, National Association, as master servicer under the MSBAM 2014-C18 pooling and servicing agreement, pursuant to which the 300 North LaSalle mortgage loan was serviced, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of the 300 North LaSalle mortgage loan for the reporting period.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In October 2024, the Second Circuit denied Commerzbank AG’s appeal. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

(4.2) Pooling and Servicing Agreement, dated as of September 1, 2014, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as trust advisor, and U.S. Bank National Association, as custodian, trustee, certificate administrator, certificate registrar and authenticating agent, relating to the MSBAM 2014-C18 securitization transaction, pursuant to which the 300 North LaSalle Mortgage Loan was serviced (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K filed on December 19, 2014 under SEC File No. 333-180779-12 and incorporated by reference herein).

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

33.5     Wells Fargo Bank, National Association, as Master Servicer

33.6     Rialto Capital Advisors, LLC, as Special Servicer

33.7     Park Bridge Lender Services LLC, as Operating Advisor

33.8     CoreLogic Solutions, LLC, as Servicing Function Participant

33.9     Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C18 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 North LaSalle (from 1/1/24 to the date of repayment) (See exhibit 33.5)

33.10  CoreLogic Solutions, LLC, as Servicing Function Participant under the MSBAM 2014-C18 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 North LaSalle (from 1/1/24 to the date of repayment) (See exhibit 33.8)

33.11  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C18 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 North LaSalle (from 1/1/24 to the date of repayment) (See exhibit 33.6)

33.12  CWCapital Asset Management LLC, as Special Servicer under the MSBAM 2014-C19 securitization, pursuant to which the following mortgage loans were serviced by such party: Linc LIC (from 1/1/24 to the date of repayment)

33.13  U.S. Bank National Association, as Custodian under the MSBAM 2014-C18 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 North LaSalle (from 1/1/24 to the date of repayment)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.5     Wells Fargo Bank, National Association, as Master Servicer

34.6     Rialto Capital Advisors, LLC, as Special Servicer

34.7     Park Bridge Lender Services LLC, as Operating Advisor

34.8     CoreLogic Solutions, LLC, as Servicing Function Participant

34.9     Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C18 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 North LaSalle (from 1/1/24 to the date of repayment) (See exhibit 34.5)

34.10  CoreLogic Solutions, LLC, as Servicing Function Participant under the MSBAM 2014-C18 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 North LaSalle (from 1/1/24 to the date of repayment) (See exhibit 34.8)

34.11  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C18 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 North LaSalle (from 1/1/24 to the date of repayment) (See exhibit 34.6)

34.12  CWCapital Asset Management LLC, as Special Servicer under the MSBAM 2014-C19 securitization, pursuant to which the following mortgage loans were serviced by such party: Linc LIC (from 1/1/24 to the date of repayment)

34.13  U.S. Bank National Association, as Custodian under the MSBAM 2014-C18 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 North LaSalle (from 1/1/24 to the date of repayment)

(35) Servicer compliance statement.

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

35.3     Wells Fargo Bank, National Association, as Custodian

35.4     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

35.5     Wells Fargo Bank, National Association, as Master Servicer

35.6     Rialto Capital Advisors, LLC, as Special Servicer

35.7     Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C18 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 North LaSalle (from 1/1/24 to the date of repayment) (See exhibit 35.5)

35.8     Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2014-C18 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 North LaSalle (from 1/1/24 to the date of repayment) (see exhibit 35.6)

35.9     U.S. Bank National Association, as Custodian under the MSBAM 2014-C18 securitization, pursuant to which the following mortgage loans were serviced by such party: 300 North LaSalle (from 1/1/24 to the date of repayment)

(99.1)  Mortgage Loan Purchase Agreement, dated December 9, 2014, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on March 27, 2015 under SEC File No. 333-180779-12 and incorporated by reference herein).

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

Date:  March 25, 2025